Form 10QSB
period 1999-06-30
ZEB ORO EXPLORATIONS INC
filed 1999-10-06
CIK 1082678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X)   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13   OR  15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File number              0-30142
                       ---------------------------------

                            ZEB ORO EXPLORATIONS INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                           98-0205944
---------------------------------------                  -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

825 - 1200 West 73rd Avenue
Vancouver, BC, Canada                                          V6P 6G5
---------------------------------------                  -------------------
(Address of principal executive offices)                     (Zip Code)

                               1 - 604 - 267-1100
               --------------------------------------------------
               Registrant's telephone number, including area code


      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                       Class                   Outstanding as of October 6, 1999
          ------------------------------       ---------------------------------

          Common Stock, $0.001 per share                11,025,000

                                      INDEX



                                                                        Page
PART 1.                                                                Number
                                                                       ------

   ITEM 1.  Financial Statements (unaudited)..........................    3

            Balance Sheet as at June 30, 1999.........................    4

            Statement of Operations
             For the three months ended June 30, 1999 and for
                  the period from March 4, 1999 (Date of
                  Incorporation) to June 30, 1999.....................    5

            Statement of Changes in Shareholders' Equity
             For the period from March 4, 1999 (Date of
                  Incorporation) to June 30, 1999.....................    6

            Statement of Cash Flows
             For the three months ended June 30, 1999 and for
                  the period from March 4, 1999 (Date of
                  Incorporation) to June 30, 1999.....................    7

            Notes to the Financial Statements.........................    8

   ITEM 2.  Plan of Operations........................................   11


PART 11     Signatures................................................   12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Zeb Oro Explorations Inc. (an exploration stage company) at June 30, 1999 and the statement of operations and statement of cash flow for the three months ended June 30, 1999 and for the period from March 4, 1999 (date of incorporation) to June 30, 1999 and the statement of stockholders' equity for the period from March 4, 1999 (date of incorporation) to June 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                  June 30, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

     Bank                                                              $  3,139

   OTHER  ASSETS

     Mining claim - Note 3                                                   --
                                                                       --------

                                                                       $  3,139
                                                                       ========

   LIABILITIES

     Accounts payable and accrued liabilities                          $    834
                                                                       --------

   STOCKHOLDERS' EQUITY

     Common stock
       200,000,000 shares authorized, at $0.001 par
       value, 11,025,000 shares issued and outstanding                   11,025

     Capital in excess of par value                                       6,075

     Deficit accumulated during the development stage                   (14,795)
                                                                       --------

       Total Stockholders' Equity                                         2,305
                                                                       --------

                                                                       $  3,139
                                                                       ========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended June 30, 1999 and for period from March 4, 1999 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)


                                               FOR THE THREE     FROM INCEPTION
                                                MONTHS ENDED          TO
                                                JUNE 30, 1999     JUNE 30, 1999
                                               --------------    --------------

   SALES                                         $         --     $          --
                                                 ------------     -------------

   GENERAL  AND  ADMINISTRATIVE  EXPENSES:

        Accounting and audit                            2,250             2,250
        Bank charges and interest                          39               109
        Consulting                                      3,000             3,000
        Filing fees - Edgar system                        794               794
        Geological report                                  --             1,200
        Incorporation costs written-off                    --               670
        Management fees                                 1,500             2,000
        Office expenses                                   508               508
        Rent                                              900             1,200
        Staking costs                                      --               368
        Telephone                                         300               400
        Transfer agent's fees                           1,095             2,296
                                                 ------------     -------------

   NET LOSS                                      $     10,386     $      14,795
                                                 ============     =============



   NET LOSS PER COMMON SHARE

        Basic                                    $      0.001     $       0.001
                                                 ============     =============

   AVERAGE OUTSTANDING SHARES

        Basic                                      11,025,000         9,986,229
                                                 ============     =============



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from March 4, 1999 (Date of Inception)
                                to June 30, 1999

                      (Unaudited - Prepared by Management)



                                                                                               CAPITAL IN
                                                                    COMMON  STOCK               EXCESS OF     ACCUMULATED
                                                                 SHARES       AMOUNT           PAR VALUE        DEFICIT
                                                                 ------       ------           ----------     -----------

BALANCE MARCH 4, 1999 (date of inception)                            --       $    --          $     --       $      --

Issuance of common shares for cash at
   $0.001 - March 14, 1999                                    5,000,000         5,000                --              --

Issuance of common shares for cash at
   $0.001 - March 16, 1999                                    6,000,000         6,000                --              --

Issuance of common shares for cash at
   $0.10 - March 27, 1999                                        25,000            25             2,475              --

Capital contributions - expenses                                                                  3,600

Net operating loss for the period from
   March 4, 1999 to June 30, 1999                                    --            --                --         (14,795)
                                                             ----------       -------            ------       ---------

BALANCE JUNE 30, 1999                                        11,025,000       $11,025          $  6,075       $ (14,795)
                                                             ==========       =======          ========       =========










              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

        For the three months ended June 30, 1999 and for the period from March 4, 1999 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)



                                                                   FOR THE THREE       FROM INCEPTION
                                                                     MONTHS ENDED            TO
                                                                    JUNE 30, 1999       JUNE 30, 1999
                                                                   --------------      --------------

     CASH FLOWS FROM
      OPERATING ACTIVITIES:

      Net loss                                                     $  (10,386)         $   (14,795)

      Adjustments to reconcile net loss to net cash provided by operating activities:

        Decrease in accounts receivable                                   90
        Increase in accounts payable                                     834                   834
                                                                   ---------           -----------

             Net Cash from Operations                                 (9,462)              (13,961)
                                                                                       -----------

     CASH FLOWS FROM FINANCING
      ACTIVITIES:

        Proceeds from issuance of common stock                            --                13,500
        Capital contributions                                          2,700                 3,600
                                                                   ---------           -----------

                                                                       2,700                17,100
                                                                   ---------           -----------

        Net Increase in Cash                                          (6,762)                3,139

        Cash at Beginning of Period                                    9,901                    --

        CASH AT END OF PERIOD                                      $   3,139           $     3,139
                                                                   =========           ===========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. As at the date of the balance sheet a mineral property, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage. (see Note 3).

         Since its inception the Company has completed Regulation D offerings of 11,025,000 shares of its capital stock for cash.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         The Company has elected a fiscal year ending December 31 and has not completed an operating period and therefore has not filed an income tax return; however, the Company may incur an operating loss for the year ending December 31, 1999 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

         Any loss carry forward from the year ended December 31, 1999 will expire in the year 2019.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128. Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Capitalization of Mineral Claim Costs

         Cost of acquisition, exploration, carrying and retained unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements

         At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

         Financial Instruments

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)

         Estimates and Assumptions - continued

         reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.       MINING CLAIMS

         The Company has acquired one 15 unit mineral claim known as the Zeb Oro Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia with an expiration date of February 25, 2000. The costs of staking and filing have been expensed.


4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 45% of the common shares issued for cash.


5.       GOING CONCERN

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

Exploration on the Zeb Oro Mineral Claim

Management has not performed any exploration to date on the Zeb Oro mineral claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

Management anticipates undertaking a work program on the Zeb Oro claims in the early spring of the year 2000.

Liquidity and Capital Resources

The Company has very limited financial resources at this time and does not have sufficient funds to do an exploration program in the spring of the year 2000. In addition the Company will require funds to meet its financial obligations to the transfer agent, auditors and other professions the Company will employ during the forthcoming winter. It has approximately $3,000 available to meet some of these obligations but this might not be sufficient funds to meet all its obligations.

The Company will have to consider obtaining advances from its officers or directors, seeking debt financing from institutional lenders or issuing its common stock to raise the required working capital. The Company has not yet considered which method it will use to meet its future obligations.

Results of Operations

There have been no operations during the current period under review.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ZEB ORO EXPLORATIONS INC.
                                  (Registrant)




     October 6, 1999                              /s/     "Steven Bruce"
--------------------------                 -------------------------------------
          Date                             Steven Bruce - President and Director