Form 10QSB
period 1999-09-30
ZEB ORO EXPLORATIONS INC
filed 1999-11-12
CIK 1082678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                               -------------------------------------------------

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File number                    0-30142
                      --------------------------------------

                            ZEB ORO EXPLORATIONS INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                       98-0205944
----------------------------------------             -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

825-1200 West 73rd Avenue
Vancouver, BC, Canada                                       V6P 6G5
----------------------------------------             -------------------
(Address of principal executive offices)                   (Zip Code)

                                  604-267-1100
               --------------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                       Class                Outstanding as of November 11, 1999
        ------------------------------      ------------------------------------
        Common Stock, $0.001 per share                   11,025,000

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART 1.

         ITEM 1.  Financial Statements (unaudited)............................................      3

                  Balance Sheet as at September 30, 1999......................................      4

                  Statement of Operations
                     For   the three  months ended  September  30, 1999 and for
                         the period  from March 4, 1999 (Date of
                         Incorporation) to September 30, 1999.................................      5

                  Statement of Changes in Shareholders' Equity
                     For the period from March 4, 1999 (Date of
                         Incorporation) to September 30, 1999.................................      6

                  Statement of Cash Flows
                     For  the three  months ended  September  30, 1999 and for
                         the period  from March 4, 1999 (Date of
                         Incorporation) to September 30, 1999.................................      7

                  Notes to the Financial Statements...........................................      8

         ITEM 2.  Plan of Operations..........................................................     11

PART 11           Signatures..................................................................     12



                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Zeb Oro Explorations Inc. (an exploration stage company) at September 30, 1999 and the statement of operations and statement of cash flow for the three months ended September 30, 1999 and for the period from March 4, 1999 (date of incorporation) to September 30, 1999 and the statement of stockholders' equity for the period from March 4, 1999 (date of incorporation) to September 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                               September 30, 1999

                      (Unaudited - Prepared by Management)

ASSETS

CURRENT ASSETS

    Bank                                                               $     --
                                                                       --------

                                                                             --
                                                                       ========

LIABILITIES

     Bank overdraft                                                          97
     Accounts payable and accrued liabilities                          $     --
                                                                       --------

                                                                             --
                                                                       --------

STOCKHOLDERS' EQUITY

    Common stock
       200,000,000 shares authorized, at $0.001 par
       value, 11,025,000 shares issued and outstanding                   11,025

    Capital in excess of par value                                        8,775

    Deficit accumulated during the development stage                    (19,897)
                                                                       --------

       Total Stockholders' Equity                                           (97)

                                                                       $     --
                                                                       ========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

        For the three months ended September 30, 1999 and for period from March 4, 1999 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)



                                                                                           FOR THE THREE          FROM INCEPTION
                                                                                            MONTHS ENDED                TO
                                                                                         SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                                                                         ------------------      ------------------

SALES                                                                                        $        --            $        --
                                                                                             -----------            -----------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

    Accounting and audit                                                                             250                  2,500
    Bank charges and interest                                                                         22                    130
    Consulting                                                                                        --                  3,000
    Edgar filing fees                                                                              1,190                  1,984
    Geology report                                                                                   575                  1,775
    Incorporation costs written off                                                                   --                    670
    Management fees                                                                                1,500                  3,500
    Office expenses                                                                                  366                    874
    Rent                                                                                             900                  2,100
    Staking fees                                                                                      --                    368
    Telephone                                                                                        300                    700
    Transfer agent's fees                                                                             --                  2,296
                                                                                             -----------            -----------

NET LOSS                                                                                     $     5,103            $    19,897
                                                                                             ===========            ===========

NET LOSS PER COMMON SHARE

    Basic                                                                                    $    0.0005            $     0.002
                                                                                             ===========            ===========

AVERAGE OUTSTANDING SHARES

        Basic                                                                                 11,025,000             10,441,310
                                                                                             ===========            ===========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from March 4, 1999 (Date of Inception)
                              to September 30, 1999

                      (Unaudited - Prepared by Management)


                                                                                                       CAPITAL IN
                                                                        COMMON STOCK                    EXCESS OF       ACCUMULATED
                                                                    SHARES            AMOUNT            PAR VALUE         DEFICIT
                                                                    ------            ------            ---------       -----------

BALANCE MARCH 4, 1999 (date of inception)                                --         $       --         $       --        $       --


Issuance of common shares for cash at
     $0.001 - March 14, 1999                                       5,000,000             5,000                 --                --

Issuance of common shares for cash at
     $0.001- March 16, 1999                                        6,000,000             6,000                 --                --

Issuance of common shares for cash at
     $0.10 - March 27, 1999                                           25,000                25              2,475                --

Capital contributions - expenses                                                                            6,300

Net operating loss for the period from
     March 4, 1999 to September 30, 1999                                  --                --                  --          (19,897)
                                                                  ----------        ----------         -----------       ----------


BALANCE SEPTEMBER 30, 1999                                        11,025,000        $   11,025         $    8,775        $  (19,897)
                                                                  ==========        ==========         ==========        ==========






              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

      For the three months ended September 30, 1999 and for the period from March 4, 1999 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)



                                                                                                FOR THE THREE      FROM INCEPTION
                                                                                                 MONTHS ENDED            TO
                                                                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                                                                             ------------------   ------------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

    Net loss                                                                                       $ (5,103)          $(19,897)

    Adjustments to reconcile net loss to net cash provided by operating activities:

       Increase in accounts payable                                                                    (833)                --
       Capital contributions - expenses                                                               2,700              6,300
                                                                                                   --------           --------

          Net Cash from Operations                                                                   (3,236)           (13,597)
                                                                                                   --------           --------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

          Proceeds from issuance of common stock                                                         --             13,500
                                                                                                   --------           --------
    Net Increase (Decrease) in Cash                                                                  (3,236)               (97)

    Cash at Beginning of Period                                                                       3,139                 --
                                                                                                   --------           --------

    CASH AT END OF PERIOD                                                                          $    (97)          $    (97)
                                                                                                   ========           ========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. A mineral claim, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see
         Note 3).

         The Company has completed a Regulation D offering of 11,025,000 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         The Company has elected a fiscal year ending December 31, 1999 and has not completed an operating period and therefore has not filed an income tax return. However, the Company may incur an operating loss for the period ending December 31, 1999 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

         Capitalization of Mineral Claim Costs

         Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements

         Environmental requirements related to the mineral claims acquired (Note
         3) are unknown and therefore an estimate of any future cost cannot be made.

         Financial Instrument

         The carrying amount of financial instruments, being cash, is considered by management to be its standard fair value.

         Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

                      (Unaudited - Prepared by Management)

3.       ACQUISITION OF MINERAL CLAIM

         The Company has acquired one 15 unit metric mineral claim known as the Zeb Oro Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia with an expiration date of February 25, 2000.

         The claims may be retained by the Company by making a yearly lease payment in the amount of CDN $1,500 on February 25, 2000 and CDN $3,000 on February 25, 2001.

         The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 45% of the common stock issued.

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activities and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

During the month of October the Company engaged the services of a mining consultant to undertake the establishment of a geochemical grid on the Zeb Oro claim located in the Zeballos mining on Vancouver Island, British Columbia.

In the spring of 2000 the Company will undertake a soil sampling program within the area of the grid in order to determine whether there are any significant values of mineralization.

Liquidity and Capital Resources

The Company had no funds available to start the geochemical grid program and therefore had to rely on advances from its directors and officers. The Company, in order to undertake the soil sampling program for the year 2000 will have to raise additional funds. The directors will be addressing this problem prior to the spring of 2000.

Results of Operations

The Company has had no operations to date.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ZEB ORO EXPLORATIONS INC.
                                  (Registrant)

         November 11, 1999                       /c/ "Steven Bruce"
         -----------------             -------------------------------------
               Date                    Steven Bruce - President and Director