Form 10KSB
period 1999-12-31
ZEB ORO EXPLORATIONS INC
filed 2000-02-10
CIK 1082678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(x)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
         1934 (FEE REQUIRED) For the fiscal year ended     December 31, 1999
                                                       -------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                  to
                                         ----------------   --------------------

         Commission File number                      0-30142
                                ------------------------------------------------

                            ZEB ORO EXPLORATIONS INC.
         -----------------------------------------------------------------------
                 (Exact name of Company as specified in charter)

              Nevada                                         98-0205944
--------------------------------------------          --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or organization

825-1200 West 73rd Avenue
Vancouver, British Columbia, Canada                           V6P 6G5
----------------------------------------              --------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code            1-604-267-1100
                                                      --------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
       None                                              None
-------------------                    -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

      None
------------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (1)   Yes [X]     No [ ]           (2)     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $        -0-
                                                               ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


           (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                                LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 1999, the Company has 11,025,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

================================================================================


PART 1
------                                                                                               Page
                                                                                                     ----

ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               4

ITEM 3.          LEGAL PROCEEDINGS                                                                     6

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   6

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                              7

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.          FINANCIAL STATEMENTS                                                                  8

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING
                 AND  FINANCIAL DISCLOSURE                                                             8

PART III
--------

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                                     9

ITEM 10.         EXECUTIVE COMPENSATION                                                               12

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                        12

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       13

PART IV
-------

ITEM 13.         EXHIBITS                                                                             15



                                     PART 1

================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS
================================================================================


HISTORY AND ORGANIZATION

         Zeb Oro Explorations Inc. (the "Company"), a Nevada corporation, was incorporated on March 4, 1999. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at 825 - 1100 West 73rd Avenue, Vancouver, British Columbia, Canada, V6P 6G5.

         The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at December 31, 1999 there were 11,025,000 shares outstanding.

         The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. It has filed a Form 211 with the NASD but is in the process of clearing all deficiencies in its filing.

         The Company is engaged in the exploration, and if warranted, the development of mineral properties. The Company presently has the mineral rights to a mineral claim called "Zeb Oro" located in the Zeballos area of British Columbia, Canada.

         To date, the Company has undertaken certain exploration activities on its mineral claim as more fully described in Item 6 Management's Discussion and Analysis or Plan of Operations on page 7 below.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================

         The Zeb Oro mineral is situated just north of the town of Zeballos, which is located on the West Coast of Vancouver Island about 300 kilometres (189 miles) northwest of Victoria, British Columbia. The geographic center of the Zeb Oro property is located at 126(degree)49'55" West Longitude and 50(degree)02'28" North Latitude on N.T.S. mapsheet 92 L/2. This location may also be described as being in U.T.M. zone 09 (Universal Transverse Mercantor grid system stated in metric used by the military to determine a precise location) with coordinates Northing 5545200N and Easting 655300E. The claim's southeast corner is in the Zeballos river valley about two kilometers (1.2 miles) downstream of its junction with the Nomash River.

         Access is by an all weather road which follows the Zeballos River and connects Zeballos to the Island highway at Mukwilla Lake. The road crosses the southeast corner of the property seven kilometres (4.3 miles) north of the town of Zeballos from here steep footpaths follow creeks to higher ground in the northwest area of the claim.

         The terrain is mountainous and rugged. Elevations range from 20 meters (75 feet) in the Zeballos River valley to above 1,030 meters (Mt. Lukwa 3,749 feet) at some of the local peaks within the mining camp. Many of the creeks flow down waterfalls in narrow canyons and there are many unscalable bluffs which make foot traverses difficult. The area is considered coastal rainforest and total annual precipitation is high, rarely less than 500 centimeters (200 inches.). Forests of yellow cedar and hemlock populate the mountaintops and Douglas fir and red cedar grow well in the river valleys, however, much of the main drainages were logged in the 1940's.

         The claim was staked on February 11, 1999 before the Company was incorporated. The name of the Company was derived from the claim itself.

         The property geology in the general area can be described as follows. On the Zeb Oro claim there are more than six sheared-vein showings of limited extent containing minor amounts of gold and base metals. The shears zones are generally less than one metre wide, strike 052 to 090 degrees, and dip steeply north or south. The quartz veins within the shears are usually 5 to 30 centimetres wide and mineralized with pyrite-arsenopyrite and lesser amounts of pyrrhotite, sphalerite and galena. Coast intrusive phases, ranging in composition from diorite to granodiorite, host most of the veins on the property or are spatially related to gold-quartz veining in intruded volcanic rocks of the Bonanza Group.

         The Maquinna Vein is one of the more developed showings on the property and has been traced on surface and underground for over 640 metres. Locally the vein is ribboned and ranges up to 1 metre in width with values up to 21.3 grams/tonne. Many of the veins on the property are oriented in directions of maximum shear stress (090(degree)) and as such there is a predominance of broken quartz fragments and gouge within the shears. Directly south (250 m), chalcopyrite-magnetite mineralization hosted in a silicified lens of Quatsino limestone has been explored by a series of open cuts and a short adit. These showings, formerly known as the Blackbird/Jack O'Spades property, represent skarn replacement mineralization.

         The Company undertook an exploration program on its mineral claim in October 1999 which comprised prospecting the claim to re-locate old showings, old workings and determining the geological structure for future work programs. No trenching or the establishment of geochemical grid was done during this exploration program. Nevertheless, the Company will be undertaking a further exploration program in the latter part of the spring of 2000 when a geochemical grid will be established and subsequent soil samples will be taken and assayed for their mineral content.

================================================================================

                            ITEM 3. LEGAL PROCEEDINGS

================================================================================

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

No matters were submitted to a vote of shareholders of the Company during the period from March 4, 1999 (date of inception) to December 31, 1999.

                                     PART II

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at December 31, 1999 the Company had 39 shareholders; two of these shareholders are officers and directors of the Company.

================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

         OVERVIEW

The Company was incorporated on March 4, 1999 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at December 31, 1999 there were 11,025,000 shares outstanding. The Company is in the exploration stage. There is no assurance that reserves exist on its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of the Zeb Oro claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

The Company performed an exploration program on the Zeb Oro claim from October 19 to November 10, 1999 as follows.

The Company undertook a prospecting program on the claim to re-locate old showings, old workings and determine the geological structure for future exploration. No geochemical grid was established on any part of the claim and no trenching was undertaken. This will be done during the exploration program contemplated in the latter part of the spring of 2000.

During the exploration program the old Maquinna adit was re-located. A large hemlock tree had blown down and completely caved in the portal. Earlier trenching activities on strike have either grown over or been covered by old clear cut logging. Other old workings were not located during this exploration program due to the subsequent vegetation growth, abandonment or due to the high water level in October and November. No new showings or gold vein structures were found.

Subject to financing, a small grid is warranted in the spring to cover the Maquinna area with the baseline laid out parallel to the Maquinna strike. The perpendicular lines, on 30 metre spacing on the baseline should be carried north-west to the bluff and south-east to the Zeballos main road; with stations flagged at 10 metre stations.

The cost of the exploration program treated as assessment work and was filed with the Ministry of Mines for British Columbia in November 1999. This assessment work enabled the Zeb Oro claims to be maintained in good standing until February 25, 2001.

Liquidity and Capital Resources

As at December 31, 1999, the Company had $340 of assets, and $8,840 of liabilities, including cash or cash equivalents amounting to $340. The liabilities of $6,540 are due to an officer and director of the Company. The individual breakdown of the liabilities are accruals for accounting, audit fee and transfer agent's fees.

The cost of the recent exploration program was $1,900.

All dollars are stated in United States currency unless otherwise noted.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Zeb Oro claims and has made no commitments to acquire any asset of any nature.

Results of Operations

Since inception the Company has purchased the Zeb Oro claim and preformed exploration work on the claim as more fully described above.

================================================================================

                          ITEM 7. FINANCIAL STATEMENTS

================================================================================

The financial statements of the Company are included following the signature page to this Form 10-KSB.

================================================================================

             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to December 31, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.


                                    PART 111
================================================================================

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

================================================================================

The following table sets forth as of December 31, 1999, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.

                                                                       Term as
                                                                      Director
        Name               Age          Position Held                  Since
        ----               ---          -------------                  -----

     Steven Bruce           41      President and Director             1999

     Michael Kennaugh       57      Director                           1999

     Carol Krushnisky       59      Secretary Treasurer                1999

Each director of the Company serves for a term of one year and until his successor is elected at the Company's Annual Shareholders' Meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the Annual Meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

STEVEN BRUCE graduated from Simon Fraser University in 1981 with a Bachelor of Commerce degree in Economics. Since graduation he has been employed with New Generation Power Corp. as Vice-President and Chief Operational Officer. While employed with New Generation Power his duties included power contract negotiation, project financing and administration over all aspects of the accounting and financial functions. Subsequently Mr. Bruce became Vice-President and Chief Financial Officer of Newgen Environmental Systems Inc., a company listed on the Alberta Stock Exchange ("Exchange") in Calgary, Alberta, Canada, and specialized in all aspects of the development of the company and in compliance reporting with the Exchange. Mr. Bruce has been employed with Newgen Environmental Systems Inc. for the past 10 years.

CAROL KRUSHNISKY graduated on the Dean's List from Quesnel Secondary High School before working for two years in Quesnel, British Columbia as a secretarial assistant to a group of lawyers. Subsequent to this position, Ms. Krushnisky became assistant to the Regional Engineer of British Columbia before becoming private secretary to the Minister of Highway of British Columbia, Phil Galaradi. She was employed in these two positions for a period of five years starting in 1960. After ceasing work for several years due to a family, Ms. Krushnisky incorporated and became president of Dixie Secretarial Services Ltd., a company supplying office assistance to various businesses. In conjunction with operating this company, Ms. Krushnisky accepted a position at Swinton & Company where she was personal secretary to the senior partners. During this time her main duties were reviewing of contracts, incorporating both private and public companies and communications as requested with various clients. For the past 10 years, she has managed her own business being a distributor for Mary Kay cosmetics. During this time she has served as director of two public companies listed on the Vancouver Stock Exchange; British Pacific Investments and Amca Industries Inc. She has assisted in the formation of other companies both public and private.

MICHAEL J. KENNAUGH graduated from the University of British Columbia in 1978 with a degree in real estate appraisal after having obtained a Bachelor of Science degree from the University of Victoria where he majored in Urban Land Geology. In 1979 he became a salesperson for DFH Realty Limited in Victoria, British Columbia and in 1982 moved to Vancouver to work as a commercial and residential sales agent for Royal Trust. In 1987 he joined Realty World and a year later he became an appraiser for Kerr & Kerr Real Estate Appraisers. In 1990 he became head of the appraisal department before starting his own appraisal firm, Canwest Appraisals Services Ltd. He was president and sole director of Canwest which specialized in commercial appraisals of land and businesses. In 1996 he joined Windermere Real Estate Services as a commercial salesperson before it merged in 1997 with Kennington Green Real Estate Ltd. He is still employed with Kennington Green Real Estate Services.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                  Report to be Filed
----                                --------                  ------------------

Steven Bruce               President and Director                  Form 3

Carol Krushnisky           Secretary Treasurer                     Form 3

Michael Kennaugh                Director                           Form 3

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 1999.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

================================================================================

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

The following table sets forth as at December 31, 1999, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.



     Name and Address                                               Amount
       of Beneficial                   Nature of                 of Beneficial              Percent
          Owner                       Ownership(1)                 Ownership                of Class
          -----                       ------------                 ---------                --------

    STEVEN BRUCE                          Direct                   2,500,000                 22.68%
    825-1200 West 73rd Avenue
    Vancouver, BC
    Canada, V6P 6G5

    MICHAEL KENNAUGH                      Direct                   2,500,000                 22.68%
    42-2951 Panorama Drive
    Coquitlam, BC
    Canada, V3E 2W3

    CAROL KRUSHNISKY                      Direct                      NIL                     0.00%
    1070 Eden Crescent
    Delta, BC
    Canada, V3E 1W7

    All Officers and Directors            Direct                   5,000,000                 45.36%
    as a Group (3 persons)



(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during the period from March 4, 1999

(date of inception) to December 31, 1999, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has had no transactions with any promoters.

                                     PART IV

================================================================================

                          ITEM 13. EXHIBITS AND REPORTS

================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:



Title of Document                                                                   Page
-----------------                                                                   ----

Report of Andersen, Andersen & Strong, Certified Public Accountants                  17

Balance Sheet as at December 31, 1999                                                18

Statement of Operations for the period from March 4, 1999 (Date of
         Inception) to December 31, 1999                                             19

Statement in Changes in Stockholders' Equity for the period from March
         4,1999 (Date of Inception) to December 31, 1999                             20

Statement of Cash Flows for the period from March 4, 1999 (Date of
         Inception) to December 31, 1999                                             21

Notes to the Financial Statements                                                    22




(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                            ZEB ORO EXPLORATIONS INC.


Date:   February 10, 2000                  By:    //s//  "Carol Krushnisky"
                                           -------------------------------------
                                           Carol Krushnisky, Secretary Treasurer


Date:   February 10, 2000                  By:    //s// "Michael Kennaugh"
                                           -------------------------------------
                                           Michael Kennaugh, Director



ANDERSEN ANDERSEN & STRONG, L.C.                               941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                               Telephone 801-486-0096
                                                                             Fax 801-486-0098


Board of Directors
Zeb Oro Explorations Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the  accompanying  balance  sheet of Zeb Oro  Explorations  Inc.
(exploration stage company) at December 31, 1999, and the statement of operations, stockholders' equity, and cash flows for the period from March 4, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted  auditing
standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management as well as evaluating  the overall  balance  sheet  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeb Oro Explorations Inc. at December 31, 1999, and the results of operations, and cash flows for the period from March 4, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
February 10, 2000






                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

================================================================================

ASSETS

CURRENT ASSETS

     Cash                                                                                   $      340
                                                                                               -------

           Total Current Assets                                                                    340
                                                                                               -------

OTHER ASSETS

     Mineral claims - Note 3                                                                        --
                                                                                               -------

                                                                                            $      340
                                                                                               -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable - related party                                                      $    6,540
      Accounts payable                                                                           2,300
                                                                                               -------

            Total Current Liabilities                                                            8,840
                                                                                               -------


STOCKHOLDERS' EQUITY

Common stock

      200,000,000 shares authorized, at $0.001 par
      value; 11,025,000 shares issued and outstanding                                           11,025

Capital in excess of par value                                                                  11,475

Deficit accumulated during the development stage                                               (31,000)
                                                                                               -------

Total Stockholders' Equity                                                                      (8,500)
                                                                                               -------

                                                                                            $      340
                                                                                               -------



   The accompanying notes are an integral part of these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM MARCH 4, 1999
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1999


================================================================================

REVENUE                                                       $        --


EXPENSES                                                           31,000
                                                                  -------

NET LOSS                                                      $   (31,000)
                                                                  =======

NET LOSS PER COMMON SHARE

     Basic                                                    $     (.003)
                                                                  =======


AVERAGE OUTSTANDING SHARES

     Basic                                                     10,619,000
                                                               ----------















   The accompanying notes are an integral part of these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM MARCH 4, 1999 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 1999




============================================================================================================
                                                                        Capital in
                                                 Common      Stock      Excess of        Accumulated
                                                 Shares      Amount     Par Value        Deficit


BALANCE MARCH 4, 1999 (date of inception)            --          --            --                 --

Issuance of common shares for cash at
    $.001 - March 14, 1999                    5,000,000       5,000            --                 --

Issuance of common shares for cash at
    $.001 - March 16, 1999                    6,000,000       6,000                               --

Issuance of common shares for cash at
    $.10 - March 27, 1999                        25,000          25         2,475                 --

Capital contributions - expenses                     --          --         9,000                 --


Net operating loss for the period from
    March 4, 1999 to December 31, 1999               --          --            --            (31,000)
                                             ----------  ----------    ----------       ------------

BALANCE, DECEMBER 31, 1999                   11,025,000  $   11,025    $   11,475       $    (31,000)
                                             ==========  ==========    ==========       ============











   The accompanying notes are an integral part of these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM MARCH 4, 1999
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1999


================================================================================

CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss                                                            $  (31,000)

Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

    Change in accounts payable                                           8,840
    Capital contribution - expenses                                      9,000
                                                                    ----------


Net Cash From Operations                                               (13,160)

CASH FLOWS FROM INVESTING
    ACTIVITIES:                                                             --
                                                                    ----------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

       Proceeds from issuance of common stock                           13,500
                                                                    ----------

Net Increase in Cash                                                       340

Cash at Beginning of Period                                                 --
                                                                    ----------

Cash at End of Period                                               $      340
                                                                    ==========


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Capital contribution - expenses                                $    9,000
                                                                    ==========





   The accompanying notes are an integral part of these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore reserve and therefore has not reached the development stage and is considered to be in the exploration stage. note 3

Since its inception the Company has completed Regulation D offerings of 11,025,000 shares of its capital stock for cash.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting, Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 1999, the Company had a net operating loss carry forward of $31,000. The tax benefit from the loss carry forward has been fully offset by valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2020.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB Statement No. 128.

Capitalization of Mineral Claim Costs

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a commercially minable ore reserve ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment are capitalized and depreciated over their useful lives.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES - CONTINUED

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial Instruments

The carrying amounts of financial instruments, including cash, mineral claims, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

3.   MINERAL CLAIMS

The Company has acquired one 15 unit metric mineral claim known as the Zeb Oro Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The claims may be retained by the Company by completion of yearly assessment work of $1,500Cn or by a payment of $1,500Cn. The next assessment work is due on February 2001.

4.   RELATED PARTY TRANSACTIONS

Related parties have acquired 45% of the common stock issued for cash.

5.   GOING CONCERN

The Company will need additional working capital to be successful in its planned activities and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.



ANDERSEN ANDERSEN & STRONG, L.C.                               941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                               Telephone 801-486-0096
                                                                             Fax 801-486-0098





               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



ZEB ORO EXPLORATIONS INC.


We hereby consent to the use of our report dated February 10, 2000, for the period ended December 31, 1999 to be included in the form 10-K in accordance with Section 12 of the Securities Exchange Act of 1934.






                                            //s//  "Andersen Andersen & Strong"

                                            Andersen Andersen and Strong L.L.C.


February 10, 2000
Salt Lake City, Utah