Form 10QSB
period 2000-06-30
ZEB ORO EXPLORATIONS INC
filed 2000-08-07
CIK 1082678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               -------------------------------------------------

( )   TRANSITION   REPORT  PURSUANT  TO  SECTION 13 OR 15 (D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------    ------------------------

Commission File number                      0-30142
                       ----------------------------------------


                            ZEB ORO EXPLORATIONS INC.
                   ------------------------------------------
               (Exact name of registrant as specified in charter)


             Nevada                                          98-0205944
------------------------------------             -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

825-1200 West 73rd Avenue
Vancouver, BC, Canada                                         V6P 6G5
-------------------------------------                   ------------------
(Address of principal executive offices)                     (Zip Code)

                                  604-267-1100
              -----------------------------------------------------
               Registrant's telephone number, including area code

      ------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                              Outstanding as of June 30, 2000
 -----------------------------------            -------------------------------
  Common Stock, $0.001 per share                           11,025,000

ANDERSEN ANDERSEN & STRONG, L.C.                   941 East 3300 South, Suite202
--------------------------------                   Salt Lake City, Utah 84106
Certified Public Accountants and Business Consultants
                                                   Telephone 801-486-0096
                                                   Fax 801-486-0098


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Zeb Oro Exploration Inc.

We have reviewed the condensed balance sheet of Zeb Oro Exploration Inc. (exploration stage company) as of June 30, 2000, March 31, 2000 and December 31, 1999 and the related condensed statements of operations and the condensed statement of cash flows for the three and six months ended June 30, 2000 and 1999 and the period March 4, 1999 (date of inception) to June 30, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                              /s/ "Andersen Andersen and Strong"

Salt Lake City, Utah
July 20, 2000

                                      INDEX

                                                                                                      Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited)............................................            3

                  Balance Sheet as at June 30, 2000 and
                      December 31, 1999.......................................................            4

                           Statement of Operations
                              For the three months  ended June 30,  2000,  for
                                  the three months  ended June 30,  1999,  for
                                  the six months ended June 30, 2000,  for the
                                  six months  ended June 30,  1999 and for the
                                  period from March 4, 1999 (Date of
                                  Incorporation) to June 30, 2000............................             5

                           Statement of Changes in Shareholders' Equity
                              For the period from March 4, 1999 (Date of
                                  Incorporation) to June 30, 2000............................             6

                           Statement of Cash Flows
                              For the six months ended June 30, 2000,  for the
                                  six months  ended June 30,  1999 and for the
                                  period from March 4, 1999 (Date of
                                  Incorporation) to June 30, 2000............................             7

                           Notes to the Financial Statements.................................             8

         ITEM 2.  Plan of Operations.........................................................            11


PART 11           Signatures.................................................................            12

                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Zeb Oro Explorations Inc. (an exploration stage company) at June 30, 2000 and December 31, 1999 and the statement of operations and statement of cash flow for the three months ended and for the six months ended June 30, 2000 and June 30, 1999 and for the period from March 4, 1999 (date of incorporation) to June 30, 2000 and the statement of stockholders' equity for the period from March 4, 1999 (date of incorporation) to June 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                       June 30, 2000 and December 31, 1999

                      (Unaudited - Prepared by Management)

                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     2000                  1999
                                                                                     ----                  ----
   ASSETS

   CURRENT ASSETS

        Bank                                                                      $    1,066         $       340
                                                                                      ------            --------

                                                                                  $    1,066         $       340
                                                                                      ======            ========

   LIABILITIES

         Accounts payable and accrued liabilities                                 $    3,324          $    2,300
         Due to director                                                              10,540               6,540
                                                                                      ------            --------
                                                                                      13,864               8,840
                                                                                      ------            --------
   STOCKHOLDERS' EQUITY

        Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,025,000 shares issued and outstanding                             11,025             11,025

        Capital in excess of par value                                                 16,875             11,475

        Deficit accumulated during the development stage                              (40,698)           (31,000)
                                                                                      -------           --------

              Total Stockholders' Equity                                              (12,798)            (8,500)
                                                                                      -------           --------

                                                                                   $    1,066       $        340
                                                                                      =======           ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

      For the three months ended June 30, 2000, for the three months ended June 30,1999, for the six months ended June 30, 2000, for the six months ended June 30, 1999 and for period from
               March 4, 1999 (Date of Inception) to June 30, 2000

                      (Unaudited - Prepared by Management)



                                    FOR THE        FOR THE       FOR THE      FOR THE
                                     THREE          THREE          SIX          SIX           FROM
                                    MONTHS          MONTHS       MONTHS        MONTHS       INCEPTION
                                    ENDED           ENDED         ENDED         ENDED          TO
                                   JUNE 30,        JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,
                                     2000           1999           2000         1999           2000
                                     ----           ----           ----         ----           ----


SALES                            $        --     $       --    $        --   $       --   $       --
                                  -----------     ---------     ----------    ---------     --------

GENERAL  AND
ADMINISTRATIVE
EXPENSES:

     Accounting and audit                 950           250          2,025        2,250        7,075
     Bank charges and interest             29            39             98          109          259
     Consulting                            --         3,000             --        3,000        4,300
     Edgar filing fees                     --           794            408          794        3,922
     Geology report                        --            --             --        1,200        1,775
     Incorporation costs
          written off
                                           --            --             --          670          670
     Management fees                    1,500         1,500          3,000        2,000        8,000
     Office expenses                      199           508            323          508        1,386
     Rent                                 900           900          1,800        1,200        4,800
     Staking fees                          --            --             --          368        3,172
     Telephone                            300           300            600          400        1,600
     Transfer agent's fees                 --         1,095          1,444        2,296        3,739
                                  -----------       -------     ----------    ---------    ---------


NET LOSS                         $     (3,878)   $  (10,386)  $     (9,698)  $  (14,795)  $  (40,698)
                                  ===========       =======     ==========    =========     ========


NET LOSS PER
COMMON SHARE

     Basic                       $        --     $       --   $         --   $       --
                                  ==========      =========     ==========    =========

AVERAGE
OUTSTANDING SHARES

     Basic                        11,025,000      9,986,229     11,025,000    9,986,229
                                  ==========      =========     ==========    =========



                  The accompanying notes are an integral part
                    of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from March 4, 1999 (Date of Inception)
                                to June 30, 2000

                      (Unaudited - Prepared by Management)


                                                                                                 CAPITAL IN
                                                                    COMMON STOCK                  EXCESS OF       ACCUMULATED
                                                                 SHARES         AMOUNT           PAR VALUE           DEFICIT
                                                                 ------         ------           ---------           -------

BALANCE MARCH 4, 1999 (date of inception)                             --      $     --         $        --       $        --


Issuance of common shares for cash at
     $0.001 - March 14, 1999                                   5,000,000         5,000                  --                --


Issuance of common shares for cash at
     $0.001- March 16, 1999                                    6,000,000         6,000                  --                --

Issuance of common shares for cash at
     $0.10 - March 27, 1999                                       25,000            25               2,475                --

Capital contributions - expenses                                                                    14,400


Net operating loss for the period from
     March 4, 1999 to June 30, 2000                                   --            --                  --           (40,698)

BALANCE JUNE 30, 2000                                         11,025,000      $ 11,025          $   16,875       $   (40,698)
                                                              ==========       =======            ========          ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

        For the Six months ended June 30, 2000, for the Six months ended
               June 30, 1999 and for the period from March 4, 1999
                      (Date of Inception) to June 30, 2000

                      (Unaudited - Prepared by Management)

                                                         FOR THE SIX           FOR THE SIX          FROM INCEPTION
                                                         MONTHS ENDED          MONTHS ENDED             TO
                                                         JUNE 30, 2000         JUNE 30, 1999        JUNE 30, 2000
                                                         -------------         -------------        -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                          $        (9,698)      $      (14,795)        $    (40,698)

     Adjustments to reconcile net loss to net cash

          Increase in accounts payable                           1,024                  834                3,324
          Increase in due to a director                          4,000                   --               10,540
          Capital contributions - expenses                       5,400                3,600               14,400
                                                            ----------              -------             --------

               Net Cash from Operations                            726              (10,361)             (12,434)
                                                            ----------             --------             --------

CASH FLOWS FROM FINANCING

          Proceeds from issuance of common stock                    --               13,500               13,500
                                                            ----------             --------              -------


     Net Increase (Decrease) in Cash                               726                3,139                1,066

     Cash at Beginning of Period                                   340                   --                   --
                                                            ----------             --------              -------
     CASH AT END OF PERIOD                             $         1,066       $        3,139           $    1,066
                                                            ==========             ========              =======

SCHEDUKE OF NONCASH OPERATING ACTIVITIES
        Capital contributions - expenses                                     $       14,400
                                                                                    =======

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

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

         Income Taxes

         On June 30, 2000 the Company had a net operating loss carry forward of $40,698. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2020.

         Earnings (Loss) per Share

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Comprehensive Income

         The Company  adopted  Statement of Financial  Accounting  Standards No.
         130. The adoption of the standard had no impact on the total stockholder's equity.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

         Financial Instruments

         The carrying amount of financial instruments, including cash and accounts payable,, is considered by management to be its standard fair value.

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

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

                      (Unaudited - Prepared by Management)

3.       ACQUISITION OF MINERAL CLAIM

         The Company has acquired one 15 unit metric mineral claim known as the Zeb Oro Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia with an expiration date of February 25, 2001.

         The claims may be retained by the Company by making a yearly lease payment in the amount of CDN $3,000 on February 25, 2001.

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

5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activities and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company has not yet proceeded to its mineral claim to undertake a soil sampling program on the geochemical grid it outlined in October of last year. No decision has been made to date by the directors of the Company as to what date to commence the sampling program. The general feeling by the directors is that the fire assays from the soil samples will concentrate on precious metals rather than commercial metals.

Liquidity and Capital Resources

The Company has not yet decided on the method of raising funds in order to undertake its soil sampling program on its mineral claims.

Results of Operations

To date the Company has had no operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ZEB ORO EXPLORATIONS INC.
                                 (Registrant)



       July 21, 2000                              /c/ "Steven Bruce"
                                          -------------------------------------
                                          Steven Bruce - President and Director