Form 10QSB
period 2000-03-31
ZEB ORO EXPLORATIONS INC
filed 2001-01-22
CIK 1082678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                               --------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission File number            0-30142
                       ----------------------------


                            ZEB ORO EXPLORATIONS INC.
                   ------------------------------------------
               (Exact name of registrant as specified in charter)


           Nevada                                               98-0205944
------------------------------------                        --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


825-1200 West 73rd Avenue
Vancouver, BC, Canada                                             V6P 6G5
--------------------------------------------                 -------------------
(Address of principal executive offices)                         (Zip Code)

                                  604-267-1100
                 -----------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                              Outstanding as of March 31, 2000
-----------------------------------             --------------------------------
  Common Stock, $0.001 per share                           11,025,000

                                      INDEX

                                                                                                    Page
PART 1.                                                                                            Number
                                                                                                   ------
         ITEM 1.  Financial Statements (unaudited)............................................        3

                  Balance Sheet as at March 31, 2000..........................................        4

                  Statement of Operations
                     For the three months ended March 31, 2000,
                        for the three months ended March 31, 1999
                        and for the period from March 4, 1999
                        (Date of Incorporation) to March 31, 2000..............................       5

                  Statement of Changes in Shareholders' Equity
                     For the period from March 4, 1999 (Date of
                        Incorporation) to March 31, 2000.......................................       6

                  Statement of Cash Flows
                      For the three months ended March 31, 2000,
                         for the three months ended March 31, 1999
                         and for the period from March 4, 1999
                         (Date of Incorporation) to March 31, 2000............................       7

                  Notes to the Financial Statements...........................................       8

         ITEM 2.  Plan of Operations...........................................................      11


PART 11           Signatures....................................................................     12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Zeb Oro Explorations Inc. (an exploration stage company) at March 31, 2000 and the statement of operations and statement of cash flow for the three months ended March 31, 2000, for the three months ended March 31, 1999 and for the period from March 4, 1999 (date of incorporation) to March 31, 2000 and the statement of stockholders' equity for the period from March 4, 1999 (date of incorporation) to March 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                 March 31, 2000
               (with comparative figures as at December 31, 1999)

                      (Unaudited - Prepared by Management)

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2000            1999
                                                                                     ----            ----
ASSETS

CURRENT ASSETS

     Bank                                                                           $    447        $    340
                                                                                    --------        --------

                                                                                    $    447        $    340
                                                                                    ========        ========

LIABILITIES

      Accounts payable and accrued liabilities                                      $  4,026        $  2,300
      Due to director                                                                  8,040           6,540
                                                                                    --------        --------
                                                                                      12,066           8,840
                                                                                    --------        --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,025,000 shares issued and outstanding                            11,025          11,025

     Capital in excess of par value                                                   14,175          11,475

     Deficit accumulated during the development stage                                (36,819)        (31,000)
                                                                                    --------        --------

           Total Stockholders' Equity                                                (11,619)         (8,500)
                                                                                    --------        --------

                                                                                    $    447        $    340
                                                                                    ========        ========

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                   For the three months ended March 31, 2000,
                    for the three months ended March 31,1999 and for period from March 4, 1999 (Date of Inception) to March 31, 2000

                      (Unaudited - Prepared by Management)


                                                                   FOR THE THREE          FOR THE THREE         FROM INCEPTION
                                                                    MONTHS ENDED           MONTHS ENDED               TO
                                                                   MARCH 31, 2000         MARCH 31, 1999        MARCH 31, 2000
                                                                   --------------         --------------        --------------
SALES                                                                $        --            $       --            $        --
                                                                     -----------            ----------            -----------

GENERAL AND ADMINISTRATIVE EXPENSES:

     Accounting and audit                                                  1,075                    --                  6,125
     Bank charges and interest                                                69                    71                    230
     Consulting                                                               --                    --                  4,300
     Edgar filing fees                                                       408                    --                  3,922
     Geology report                                                           --                 1,200                  1,775
     Incorporation costs written off                                          --                   670                    670
     Management fees                                                       1,500                   500                  6,500
     Office expenses                                                         124                    --                  1,187
     Rent                                                                    900                   300                  3,900
     Staking fees                                                             --                   369                  3,172
     Telephone                                                               300                   100                  1,300
     Transfer agent's fees                                                 1,443                 1,200                  3,738
                                                                     -----------            ----------            -----------

NET LOSS                                                             $     5,819            $    4,410            $    36,819
                                                                     ===========            ==========            ===========



NET LOSS PER COMMON SHARE

     Basic                                                           $        --            $       --            $        --
                                                                     ===========            ==========            ===========


AVERAGE OUTSTANDING SHARES

     Basic                                                            11,025,000             6,647,321             10,713,104
                                                                     ===========            ==========            ===========


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from March 4, 1999 (Date of Inception)
                                to March 31, 2000

                      (Unaudited - Prepared by Management)


                                                                                               CAPITAL IN
                                                                    COMMON STOCK                EXCESS OF       ACCUMULATED
                                                              SHARES            AMOUNT          PAR VALUE         DEFICIT
                                                              ------            ------          ---------         -------
BALANCE MARCH 4, 1999 (date of inception)                           --          $    --          $    --          $     --

Issuance of common shares for cash at
     $0.001 - March 14, 1999                                 5,000,000            5,000               --                --

Issuance of common shares for cash at
     $0.001- March 16, 1999                                  6,000,000            6,000               --                --

Issuance of common shares for cash at
     $0.10 - March 27, 1999                                     25,000               25            2,475                --

Capital contributions - expenses                                                                  11,700

Net operating loss for the period from
     March 4, 1999 to March 31, 2000                                --               --               --           (36,819)
                                                                     .                .                .                 .
                                                            ----------          -------          -------          --------

BALANCE MARCH 31, 2000                                      11,025,000          $11,025          $14,175          $(36,819)
                                                            ==========          =======          =======          ========


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                   For the three months ended March 31, 2000,
                    for the three months ended March 31, 1999 and for the period from March 4, 1999 (Date of Inception) to March 31, 2000

                      (Unaudited - Prepared by Management)


                                                                      FOR THE THREE       FOR THE THREE       FROM INCEPTION
                                                                       MONTHS ENDED        MONTHS ENDED             TO
                                                                      MARCH 31, 2000      MARCH 31, 1999      MARCH 31, 2000
                                                                      --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                             $(5,819)           $ (4,410)           $(36,819)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable                                      1,726                  --               4,026
          Increase in due to a director                                     1,500                  --               8,040
          Capital contributions - expenses                                  2,700                 900              11,700
                                                                          -------            --------            --------

               Net Cash from Operations                                       107              (3,510)            (13,053)
                                                                          -------            --------            --------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
          Proceeds from issuance of common stock                               --              13,410              13,500
                                                                          -------            --------            --------


     Net Increase (Decrease) in Cash                                          107               9,900                 447

     Cash at Beginning of Period                                              340                  --                  --
                                                                          -------            --------            --------

     CASH AT END OF PERIOD                                                $   447            $  9,900            $    447
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

                                 March 31, 2000

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

     Income Taxes

     On March 31, 2000 the Company had a net operating loss carry forward of $36,819. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2020.

     Earnings (loss) per Share

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                            ZEB ORO EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

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

     Financial Instrument

     The carrying amount of financial instruments, including cash and account payables, is considered by management to be its standard fair value.

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

                                 March 31, 2000

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company is contemplating undertaking a minor exploration program on the property during the spring or summer of this year.


Liquidity and Capital Resources

Presently, the Company does not have available funds to commence the geochemical grid program. To obtain funding for this program the Company will have to rely on advances from its director and officers, bank financing or through an issuance of its capital stock. No decision has been made by the directors as to the course of action best suited to the Company.


Results of Operations

The Company has had no operations to date.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ZEB ORO EXPLORATIONS INC.
                                  (Registrant)



     July 18, 2000                        /s/ "Steven Bruce"
                                          -------------------------------------
                                          Steven Bruce - President and Director