Form 10QSB
period 2000-09-30
ZEB ORO EXPLORATIONS INC
filed 2001-01-22
CIK 1082678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 2000
                                    -------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

     Commission File number            0-30142
                            ----------------------------


                            ZEB ORO EXPLORATIONS INC.
                   ------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                              98-0205944
------------------------------------                         -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


825-1200 West 73rd Avenue
Vancouver, BC, Canada                                            V6P 6G5
--------------------------------------------                 ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                          Outstanding as of September 30, 2000
-----------------------------------         ------------------------------------
  Common Stock, $0.001 per share                         11,025,000

                                      INDEX




                                                                                                 Page
PART 1.                                                                                         Number
                                                                                                ------
         ITEM 1.  Financial Statements (unaudited).............................................   3

                  Balance Sheet as at September 30, 2000 and
                           December 31, 1999...................................................   4

                  Statement of Operations
                     For the three months ended September 30, 2000,
                        for the three months ended September 30, 1999,
                        for the nine months ended September 30, 2000,
                        for the nine months ended September 30, 1999
                        and for the period from March 4, 1999
                        (Date of Incorporation) to September 30, 2000..........................   5

                  Statement of Cash Flows
                      For the nine months ended September 30, 2000,
                         for the nine months ended September 30, 1999
                         and for the period from March 4, 1999
                         (Date of Incorporation) to September 30, 2000.........................   6

                  Notes to the Financial Statements............................................   7

         ITEM 2.  Plan of Operations...........................................................  10


PART 11           Signatures...................................................................  11

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Zeb Oro Explorations Inc. (an exploration stage company) at September 30, 2000 and December 31, 1999 and the statement of operations for the three months ended and for the nine months ended September 30, 2000 and September 30, 1999 and for the period from March 4, 1999 (date of incorporation) to September 30, 2000 and the statement of cash flow for the nine months ended September 30, 2000 and September 30, 1999 and for the period from March 4, 1999 (date of incorporation) to September 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                    September 30, 2000 and December 31, 1999

                      (Unaudited - Prepared by Management)

                                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                                               2000                  1999
                                                                                           -------------         ------------
ASSETS

CURRENT ASSETS

     Bank                                                                                     $     --              $    340
                                                                                              --------              --------

                                                                                              $     --              $    340
                                                                                              ========              ========

LIABILITIES

      Bank overdraft                                                                          $     66              $     --
      Accounts payable and accrued liabilities                                                   2,013                 2,300
      Due to director                                                                           13,540                 6,540
                                                                                              --------              --------
                                                                                                15,619                 8,840
                                                                                              --------              --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,025,000 shares issued and outstanding                                      11,025                11,025

     Capital in excess of par value                                                             19,575                11,475

     Deficit accumulated during the development stage                                          (46,219)              (31,000)
                                                                                              --------              --------

           Total Stockholders' Deficiency                                                      (15,619)               (8,500)
                                                                                              --------              --------

                                                                                              $     --              $    340
                                                                                              ========              ========








                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                 For the three months ended September 30, 2000, for the three months ended September 30, 1999, for the nine months ended September 30, 2000,
                  for the nine months ended September 30, 1999
                               and for period from
             March 4, 1999 (Date of Inception) to September 30, 2000

                      (Unaudited - Prepared by Management)

                                       FOR THE THREE      FOR THE THREE     FOR THE NINE      FOR THE NINE     FROM INCEPTION
                                        MONTHS ENDED       MONTHS ENDED     MONTHS ENDED      MONTHS ENDED           TO
                                        SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                            2000               1999             2000              1999              2000
SALES                                   $         --      $         --      $         --      $         --      $         --
                                        ------------      ------------      ------------      ------------      ------------

GENERAL AND ADMINISTRATIVE
  EXPENSES:

     Accounting and audit                        825               250             2,850             2,500             7,900
     Bank charges and interest                    42                22               140               130               301
     Consulting                                   --                --                --             3,000             4,300
     Edgar filing fees                           255             1,190               663             1,984             4,177
     Geology report                               --               575                --             1,775             1,775
     Incorporation costs
       written off                                --                --                --               670               670
     Legal                                     1,597                --             1,597                --             1,597
     Management fees                           1,500             1,500             4,500             3,500             9,500
     Office expenses                              88               366               411               874             1,474
     Rent                                        900               900             2,700             2,100             5,700
     Staking fees                                 --                --                --               368             3,172
     Telephone                                   300               300               900               700             1,900
     Transfer agent's fees                        15                --             1,458             2,296             3,753
                                        ------------      ------------      ------------      ------------      ------------

NET LOSS                                $     (5,522)     $     (5,103)     $    (15,219)     $    (19,897)     $    (46,219)
                                        ============      ============      ============      ============      ============


NET LOSS PER COMMON SHARE

     Basic                              $         --      $         --      $         --      $         --
                                        ============      ============      ============      ============

AVERAGE OUTSTANDING SHARES

     Basic                                11,025,000        10,441,310        11,025,000        10,441,310
                                        ============      ============      ============      ============


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                  For the nine months ended September 30, 2000,
                  for the nine months ended September 30, 1999
                            and for the period from
             March 4, 1999 (Date of Inception) to September 30, 2000

                      (Unaudited - Prepared by Management)

                                                             FOR THE NINE         FOR THE NINE         FROM INCEPTION
                                                             MONTHS ENDED         MONTHS ENDED               TO
                                                             SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                                                 2000                  1999                 2000
                                                          ------------------   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                   $(15,219)           $(19,897)           $(46,219)

     Adjustments to reconcile net loss to net cash provided by operating activities

          Increase in accounts payable                              (287)                 --               2,013
          Increase in due to a director                            7,000                  --              13,540
          Capital contributions - expenses                         8,100               6,300              17,100
                                                                --------            --------            --------

               Net Cash from Operations                             (406)            (13,597)            (13,566)
                                                                --------            --------            --------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

          Proceeds from issuance of common stock                      --              13,500              13,500
                                                                --------            --------            --------


     Net Increase (Decrease) in Cash                                (406)                (97)                (66)

     Cash at Beginning of Period                                     340                  --                  --
                                                                --------            --------            --------

     CASH AT END OF PERIOD                                      $    (66)           $    (97)           $    (66)
                                                                ========            ========            ========


SCHEDULE OF NONCASH OPERATING ACTIVITIES

        Capital contributions - expenses                                            $ 17,100
                                                                                    ========



                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

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

     Income Taxes

     On September 30, 2000 the Company had a net operating loss carry forward of $46,219. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2021.

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

                               September 30, 2000

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

                               September 30, 2000

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


                            ZEB ORO EXPLORATIONS INC.
                                  (Registrant)



     November 14, 2000                    /s/ "Steven Bruce"
                                         -------------------------------------
                                         Steven Bruce - President and Director