Form 10KSB
period 2000-12-30
ZEB ORO EXPLORATIONS INC
filed 2001-07-05
CIK 1082678

24

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
     For  the  fiscal  year  ended          December  31,  2000
                                            -------------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
     For  the  transaction  period  from               to

     Commission  File  number               0-30142
                                            -------

                    ZEB  ORO  EXPLORATIONS  INC.
                    ----------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Nevada                              98-0205944
          ------                              ----------
State or other jurisdiction of incorporation               (I.R.S. Employee I.D.
No.)
or  organization

269  Robson  Place
Delta,  British  Columbia,  Canada                          V4M  3P3
----------------------------------                    --------------
(Address  of  principal  executive  offices)                   (Zip  Code)

Issuer's  telephone  number,  including  area  code            1-604-943-0468
                                                        ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
            None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

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

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2000, the Company has 11,025,000 shares of common stock issued and outstanding.

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

NONE

                                TABLE OF CONTENTS








PART 1                                                                                                                       Page
--------                                                                                                                     ----
ITEM 1..  DESCRIPTION OF BUSINESS                                                                                               4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                               4

ITEM 3..  LEGAL PROCEEDINGS                                                                                                     5

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                   5

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                              6


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                             6

ITEM 7..  FINANCIAL STATEMENTS                                                                                                  7


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                  7

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT     8

ITEM 10.  EXECUTIVE COMPENSATION                                                                                               10

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                        11

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                       12

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                             13

                                     PART 1
                                     ------


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

     Zeb  Oro  Explorations  Inc.  (the  "Company"),  a  Nevada corporation, was incorporated  on  March  4,  1999.  The  Company  has  no  subsidiaries  and  no affiliated companies. The Company's executive offices are located at 269 Robson Place, Delta, British Columbia, Canada, V4M 3P3. (Tel: 1-604-943-0468)

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at December 31, 2000 there were 11,025,000 shares outstanding.

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

     To date, the Company has undertaken certain exploration activities on its mineral claim as more fully described in Item 6 - Management's Discussion and Analysis or Plan of Operations on page 7 below.



                        ITEM 2. DESCRIPTION OF PROPERTIES


     The Zeb Oro mineral claim is situated just north of the town of Zeballos, which is located on the West Coast of Vancouver Island about 300 kilometres (189 miles) northwest of Victoria, British Columbia. The geographic center of the Zeb Oro property is located at 126 49'55" West Longitude and 50 02'28" North Latitude on N.T.S. mapsheet 92 L/2. This location may also be described as being in U.T.M. zone 09 (Universal Transverse Mercantor grid system stated in metric used by the military to determine a precise location) with coordinates Northing 5545200N and Easting 655300E. The claim's southeast corner is in the Zeballos river valley about two kilometers (1.2 miles) downstream of its junction with the Nomash River.

     Access is by an all weather road which follows the Zeballos River and connects Zeballos to the Island highway at Mukwilla Lake. The road crosses the southeast corner of the property seven kilometres (4.3 miles) north of the town of Zeballos from here steep footpaths follow creeks to higher ground in the northwest area of the claim.

     The terrain is mountainous and rugged. Elevations range from 20 meters (75 feet) in the Zeballos River valley to above 1,030 meters (Mt. Lukwa 3,749 feet) at some of the local peaks within the mining camp. Many of the creeks flow down waterfalls in narrow canyons and there are many unscalable bluffs, which make foot traverses difficult. The area is considered coastal rainforest and total annual precipitation is high, rarely less than 500 centimeters (200 inches.). Forests of yellow cedar and hemlock populate the mountaintops and Douglas fir and red cedar grow well in the river valleys, however, much of the main drainages were logged in the 1940's.

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

     The Maquinna Vein is one of the more developed showings on the property and has been traced on surface and underground for over 640 metres. Locally the vein is ribboned and ranges up to 1 metre in width with values up to 21.3 grams/tonne. Many of the veins on the property are oriented in directions of maximum shear stress (090 ) and as such there is a predominance of broken quartz fragments and gouge within the shears. Directly south (250 m), chalcopyrite-magnetite mineralization hosted in a silicified lens of Quatsino limestone has been explored by a series of open cuts and a short adit. These showings, formerly known as the Blackbird/Jack O'Spades property, represent skarn replacement mineralization.

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



                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the period from March 4, 1999 (date of inception) to December 31, 2000.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at December 31, 2000 the Company had 39 shareholders; two of these shareholders are officers and directors of the Company.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on March 4, 1999 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the
Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at December 31, 2000 there were 11,025,000 shares outstanding. The Company is in the exploration stage. There is no assurance that reserves exist on its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

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

The cost of the exploration program treated as assessment work and was filed with the Ministry of Mines for British Columbia on December 12, 2000.

 Further work was done on the property between December 12 and 16, 2000. Ed Skoda, the mining technologist, located and laid out two grid systems in preparation for a geophysical survey. His recommendations are as follows: the portal on the main Maquinna adit should be refurbished, the level inspected and remapped. The present grid systems should be extended so that a Geophysical survey can be conducted over this grid to identify any parallel structures.


Liquidity  and  Capital  Resources
----------------------------------

As at December 31, 2000, the Company had $664 of assets, and $20,022 of liabilities, including cash or cash equivalents amounting to $664. The liabilities include $15,815 due to an officer and director of the Company. The individual breakdown of the accounts payable of $4,207 are accruals for accounting, audit fee, legal fees, office expenses and transfer agent.

All  dollars  are  stated  in  United  States  currency  unless otherwise noted.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Zeb Oro claims and has made no commitments to acquire any asset of any nature.

Results  of  Operations
-----------------------

Since inception the Company has purchased the Zeb Oro claim and performed exploration work on the claim as more fully described above.


                          ITEM 7.  FINANCIAL STATEMENTS


The financial statements of the Company are included following the signature page to this Form 10-KSB.


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to December 31, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of December 31, 2000, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.





                                                 Term as
                                                 Director
  Name              Age      Position Held        Since
------------------  ---  ----------------------  --------
  Steven Bruce . .   43  President and Director      1999

  Michael Kennaugh   58  Director                    1999

  Carol Krushnisky   60  Secretary Treasurer         1999





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

The following table sets forth as at December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position               Report  to  be  Filed
----                    --------               ---------------------

Steven  Bruce         President  and  Director      Form  3

Carol  Krushnisky     Secretary  Treasurer          Form  3

Michael  Kennaugh     Director                      Form  3



                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 2000.

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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at December 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





Name and Address                                     Amount
of Beneficial                        Nature of    of Beneficial   Percent
             Owner                  Ownership(1)    Ownership    of Class
----------------------------------  ------------  -------------  ---------
       STEVEN BRUCE
       269 Robson Place
       Delta, BC
       Canada, V4M 3P3 . . . . . .  Direct            2,500,000     22.68%

       MICHAEL KENNAUGH
       42-2951 Panorama Drive
       Coquitlam, BC                                  2,500,000
       Canada, V3E 2W3 . . . . . .  Direct                          22.68%

       CAROL KRUSHNISKY
       1070 Eden Crescent
       Delta, BC
       Canada, V3E 1W7 . . . . . .  Direct        NIL                0.00%

       All Officers and Directors
       as a Group ( 3 persons ). .  Direct            5,000,000     45.36%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during the period from March 4, 1999 (date of inception) to December 31, 2000, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS



(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                Page
-------------------                                                ----

Report  of  Andersen,  Andersen  &  Strong,  Certified  Public  Accountants
                                                                     15

Balance  Sheet  as  at  December  31,  2000                          16

Statement  of  Operations  for  the  Year Ended December 31, 2000 and the Period
     March  4,  1999  to  December  31,  1999 and the Period March 4, 1999 (Date
of  Inception)  to  December  31,  2000                              17

Statement  in  Changes  in  Stockholders'  Equity  for  the  Period  from  March
     4,1999  (Date of Inception) to December 31, 2000                18

Statement  of  Cash  Flows  for  the Year Ended December 31, 2000 and the Period
     March  4,  1999  to  December  31,  1999 and the Period March 4, 1999 (Date
of  Inception)  to  December  31,  2000                              19

Notes  to  the  Financial  Statements                                20


(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The  following  exhibit  is  included  as  part  of  this  report  by reference:

     Andersen,  Anderen  &  Strong,  L.C.  letter  dated  June  5,  2001.
                                                                     23

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              ZEB  ORO  EXPLORATIONS  INC.


Date:     June  7,  2001                    By://s//  "Michael  Kennaugh"
                                            -----------------------------
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


Board  of  Directors
Zeb  Oro  Explorations  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Zeb Oro Explorations Inc. (exploration stage company) at December 31, 2000, and the statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period March 4, 1999 to December 31, 1999 and the period from March 4, 1999 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeb Oro Explorations Inc. at December 31, 2000, and the results of operations, stockholders' equity, and cash flows for year ended December 31, 2000 and the period March 4, 1999 to December 31, 1999 and the period from March 4, 1999 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
June  5,  2001

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000






                                                              2000
                                                          ------------
ASSETS

CURRENT ASSETS

     Cash. . . . . . . . . . . . . . . . . . . . . . . .  $       664
                                                          ------------

          Total Assets . . . . . . . . . . . . . . . . .          664
                                                          ------------

OTHER ASSETS

     Mineral claims - Note 3 . . . . . . . . . . . . . .            -
                                                          ------------

                                                          $       664
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . . . .  $    15,815
     Accounts payable. . . . . . . . . . . . . . . . . .        4,207
                                                          ------------

          Total Current Liabilities. . . . . . . . . . .       20,022
                                                          ------------

STOCKHOLDERS' EQUITY

Common stock

     200,000,000 shares authorized, at $0.001 par value;
     11,025,000 shares issued and outstanding. . . . . .       11,025

Capital in excess of par value . . . . . . . . . . . . .       22,275

Deficit accumulated during the exploration stage . . . .      (52,658)
                                                          ------------

Total Stockholders' Deficiency . . . . . . . . . . . . .      (19,358)
                                                          ------------

                                                          $       664
                                                          ============




   The accompanying notes are an integral part of these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
                MARCH 4, 1999 TO DECEMBER 31, 1999 AND THE PERIOD
             MARCH 4, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000





                              DEC 31       DEC 31,
                               2000          1999       MAR. 4, 1999    TO DEC. 31, 2000
                            -----------  ------------  ----------------------------------

REVENUE                         $-            $-                       $-
EXPENSES . . . . . . . . .       21,658       31,000                              52,658
                            -----------  ------------  ----------------------------------

NET LOSS . . . . . . . . .  $    21,658  $   (31,000)  $                         (52,658)
                            ===========  ============  ==================================



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $         -  $         -
                            ===========  ============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   11,025,000   10,619,000
                            ===========  ============





















   The accompanying notes are an integral part of these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM MARCH 4, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000







                                                                CAPITAL IN
                                             COMMON     STOCK    EXCESS OF    ACCUMULATED
                                             SHARES    AMOUNT    PAR VALUE      DEFICIT
                                           ----------  -------  -----------  -------------
BALANCE MARCH 4, 1999 (date of inception)           -        -            -             -

Issuance of common shares for cash at
    $.001 - March 14, 1999. . . . . . . .   5,000,000    5,000            -             -

Issuance of common shares for cash at
    $.001- March 16, 1999 . . . . . . . .   6,000,000    6,000                          -

Issuance of common shares for cash at
    $.10 - March 27, 1999 . . . . . . . .      25,000       25        2,475             -

Capital to Capital -expenses-related. . .           -        -        9,000             -

Net operating loss for the period from
    March 4, 1999 to April 30, 1999 . . .           -        -            -       (31,000)
                                                    .        .            .             .
                                           ----------  -------  -----------  -------------

BALANCE, DECEMBER 31, 1999. . . . . . . .  11,025,000  $11,025  $    11,475  $    (31,000)

Capital to Capital -expenses-related. . .           -        -       10,800             -

Net operating loss for the year
    Ended December 31, 2000 . . . . . . .           -        -            -       (21,658)
                                                    .        .            .             .
                                           ----------  -------  -----------  -------------

BALANCE, DECEMBER 31, 2000. . . . . . . .  11,025,000  $11,025  $    22,275  $    (52,658)
                                           ==========  =======  ===========  =============







   The accompanying notes are an integral part of these financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
                MARCH 4, 1999 TO DECEMBER 31, 1999 AND THE PERIOD
             MARCH 4, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000






                                                                DEC 31,     DEC 31,      MAR 4, 1999
                                                                  2000       1999      TO DEC 31, 2000
                                                               ----------  ---------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (21,658)  $(31,000)  $        (52,658)

Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

    Change in accounts payable. . . . . . . . . . . . . . . .     11,182      8,840             22,022
    Capital contribution - expenses . . . . . . . . . . . . .     10,800      9,000             19,800
                                                               ----------  ---------  -----------------

Net Cash From Operations. . . . . . . . . . . . . . . . . . .        324    (13,160)           (12,836)
                                                               ----------  ---------  -----------------

CASH FLOWS FROM INVESTING
    ACTIVITIES: . . . . . . . . . . . . . . . . . . . . . . .          -          -                  -
                                                               ----------  ---------  -----------------

CASH FLOWS FROM FINANCING                          ACTIVITIES

    Proceeds from issuance of common
        stock . . . . . . . . . . . . . . . . . . . . . . . .          -     13,500             13,500
                                                               ----------  ---------  -----------------

Net Increase in Cash. . . . . . . . . . . . . . . . . . . . .        324        340                664

Cash at Beginning of Period . . . . . . . . . . . . . . . . .        340          -                  -
                                                               ----------  ---------  -----------------

Cash at End of Period . . . . . . . . . . . . . . . . . . . .  $     664   $    340   $            664
                                                               ==========  =========  =================

SCHEDULE OF NONCASH
    OPERATING ACTIVITIES

    Contributions to capital. . . . . . . . . . . . . . . . .  $  10,800   $  9,000
                                                               ==========  =========






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

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore reserve and therefore has not reached the development stage and is considered to be in the exploration stage. (note 3)

Since its inception the Company has completed Regulation D offerings of 11,025,000 shares of its capital stock for cash.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICILES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On December 31, 2000, the Company had a net operating loss carry forward of $52,658. The tax benefit of $15,797 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

Basic  and  Diluted  Net  Incom  (Loss)  Per  Share
---------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Capitalization  of  Mineral  Claim  Costs
-----------------------------------------

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

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash, and accounts payable, are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                            ZEB ORO EXPLORATIONS INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.  MINERAL  CLAIMS

The Company has acquired one 15 unit metric mineral claim known as the Zeb Oro Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The claims may be retained by the Company by completion of yearly assessment work of $1,500 Cn or by a payment of $1,500 Cn. The next assessment work will be due in February 2001.

4.     RELATED  PARTY  TRANSACTIONS

Related  parties  have  acquired  45%  of  the  common  stock  issued.

5.     GOING  CONCERN

The Company will need additional working capital to service its debt and to be successful in its planned activities.

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





Board  of  Directors
Zeb  Oro  Explorations,  Inc.


                                                                    June 5, 2001


We have been engaged to audit the financial statements of the above Company for the period ended December 31, 2000. We are required to be independent according to the standards ("Standards") established by the American Institute of Certified Public Accounts and within the meaning of the Securities Act ("Act") administered by the Securities and Exchange Commission.

With regards to independence, we hereby report that there are no relationships between our firm and any of our related entities and the above Company and its related entities that in our professional judgment may reasonably be thought to bear on independence. We, therefore, confirm that we are independent of the company within the meaning of Acts and Standards.




                                        Sincerely

                                        /s/  Rex  Andersen