Form 10QSB
period 2001-03-31
ZEB ORO EXPLORATIONS INC
filed 2001-07-06
CIK 1082678

12

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          March  31,  2001
                                            ----------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-30142
                                       -------


                         ZEB  ORO  EXPLORATIONS  INC.
                         ----------------------------
                      (Exact  name  of  registrant  as  specified  in  charter)


          Nevada                                               98-0205944
          ------                                     --------------------
(State  or  other  jurisdiction of                       (I.R.S.Employer
incorporation  or  organization)                         Identification No.)

269  Robson  Place
Delta,  BC,  Canada                                                V4M 3P3
-------------------                                           ------------------
(Address  of  principal executive offices)                        (Zip Code)

                                         604-943-0468
               --------------------------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                    Outstanding  as  of  March  31,  2001
             ----------                    -------------------------------------
     Common  Stock, $0.001  per  share                11,025,000

                                      INDEX






PART 1.                                                       Page Number
-------                                                       -----------


ITEM 1.  Financial Statements (unaudited)                               3
-------  ---------------------------------------------------  -----------


         Balance Sheet as at March 31, 2001 and
         December 31, 2000                                              4
         ---------------------------------------------------  -----------


         Statement of Operations
         For the three months ended March 31, 2001, for the
         three months ended March 31, 2000, and for
         the period from March 4, 1999 (Date of
         Inception) to March 31, 2001                                   5
         ---------------------------------------------------  -----------


         Notes to the Financial Statements                              8
         ---------------------------------------------------  -----------


ITEM 2.  Plan of Operations                                            11
-------  ---------------------------------------------------  -----------


PART II  Signatures                                                    12
-------  ---------------------------------------------------  -----------

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Zeb Oro Explorations Inc. (an exploration stage company) at March 31, 2001 and December 31, 2000 and the statement of operations and the statement of cash flows for the three months ended March 31, 2001 and 2000 and for the period from March 4, 1999 (date of incorporation) to March 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                                 BALANCE  SHEET

                      March 31, 2001 and December 31, 2000

                      (Unaudited - Prepared by Management)





                                                            MARCH 31,
                                                                  2001   DECEMBER 31, 2000
                                                            -----------  -------------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $      590   $              664
                                                            -----------  -------------------

                                                            $      590   $              664
                                                            ===========  ===================

LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $    7,028   $            4,207
      Due to director. . . . . . . . . . . . . . . . . . .      15,815               15,815
                                                            -----------  -------------------
                                                                22,843               20,022
                                                            -----------  -------------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,025,000 shares issued and outstanding      11,025               11,025

     Capital in excess of par value. . . . . . . . . . . .      24,975               22,275

     Deficit accumulated during the development stage. . .     (58,253)             (52,658)
                                                            -----------  -------------------

           Total Stockholders' Deficiency. . . . . . . . .     (22,253)             (19,358)
                                                            -----------  -------------------

                                                            $      590   $              664
                                                            ===========  ===================











     The accompanying notes are an integral part of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

     For the three months ended March 31, 2001 and 2000 and for period from March 4, 1999 (Date of Inception) to March 31, 2001

                     (Unaudited  -  Prepared by Management)





                                         FOR THE THREE     FOR THE THREE     FROM INCEPTION
                                                           ----------------  ----------------
                                         MONTHS ENDED      MONTHS ENDED      TO
                                         MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 2001
                                         ----------------  ----------------  ----------------

SALES . . . . . . . . . . . . . . . . .  $             -   $             -   $             -
                                         ----------------  ----------------  ----------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . . .              950             1,075            11,000
     Bank charges and interest. . . . .               28                69               378
     Consulting . . . . . . . . . . . .                -                 -             4,300
     Edgar filing fees. . . . . . . . .              459               408             4,636
     Geology report . . . . . . . . . .                -                 -             1,775
     Incorporation costs
          written off . . . . . . . . .                -                 -               670
     Legal. . . . . . . . . . . . . . .                -                 -             3,066
     Management fees. . . . . . . . . .            1,500             1,500            12,500
     Office expenses. . . . . . . . . .                6               124             1,551
     Rent . . . . . . . . . . . . . . .              900               900             7,500
     Staking fees . . . . . . . . . . .                -                 -             3,172
     Telephone. . . . . . . . . . . . .              300               300             2,500
     Transfer agent's fees. . . . . . .            1,452             1,443             5,205
                                         ----------------  ----------------  ----------------

NET LOSS. . . . . . . . . . . . . . . .  $       ( 5,595)  $       ( 5,819)  $       (58,253)
                                         ================  ================  ================


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $             -   $             -
                                         ================  ================

AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .       11,025,000        11,025,000
                                         ================  ================






     The accompanying notes are an integral part of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the three months ended March 31, 2001 and 2000 and for the period from
               March 4, 1999 (Date of Inception) to March 31, 2001

                      (Unaudited - Prepared by Management)





                                                    FOR THE THREE     FOR THE THREE     FROM INCEPTION
                                                                      ----------------  ----------------
                                                    MONTHS ENDED      MONTHS ENDED      TO
                                                    MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 2001
                                                    ----------------  ----------------  ----------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $        (5,595)  $        (5,819)  $       (58,253)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable . . . . . .            2,821             1,726             7,028
          Increase in due to a director. . . . . .                -             1,500            15,815
          Capital contributions - expenses . . . .            2,700             2,700            22,500
                                                    ----------------  ----------------  ----------------

               Net Cash from Operations. . . . . .              (74)              107           (12,910)
                                                    ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .                -                 -            13,500
                                                    ----------------  ----------------  ----------------


     Net Increase (Decrease) in Cash . . . . . . .              (74)              107               590

     Cash at Beginning of Period . . . . . . . . .              664               340                 -
                                                    ----------------  ----------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $           590   $           447   $           590
                                                    ================  ================  ================


SCHEDULE OF NONCASH OPERATING ACTIVITIES

        Capital contributions - expenses . . . . .  $         2,700   $         2,700   $        22,500
                                                    ================  ================  ================








     The accompanying notes are an integral part of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 March 31, 2001

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

     Income  Taxes
     -------------

     On March 31, 2001 the Company had a net operating loss carry forward of $58,253. The tax benefit of $17,476 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of the standard had no impact on the total stockholder's equity.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

     Cash  and  Cash  Equivalents
     ----------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Capitalization  of  Mineral  Claim  Costs
-----------------------------------------

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

Environmental  Requirements
---------------------------

Environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial  Instruments
----------------------

The carrying amount of financial instruments, including cash and accounts payable, are considered by management to be their standard fair value.

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

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 March 31, 2001
                      (Unaudited - Prepared by Management)


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

Further work was done on the claims in December 2000. Two grid systems were located and laid out in preparaton for a geophysical survey. The property is in good standing until February 25, 2002.


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

                          ITEM 2.   PLAN OF OPERATIONS


As a follow up to work done in December 2000 management is anticipating a further exploration program during the latter part of the summer of 2001. At this time management is considering a system of taking soil samples from within the grid system established in December.

The Company is searching for positive results relating to gold and silver. There may be a possibility of commercial minerals other than gold and silver.


Liquidity  and  Capital  Resources
----------------------------------

The Company has not yet decided on the method of raising funds in order to undertake its soil sampling program on its mineral claims.


Results  of  Operations
-----------------------

To  date  the  Company  has  had  no  operations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ZEB ORO EXPLORATIONS INC.
                                (Registrant)



May  19,  2001                         /c/  "Steven  Bruce"
                                       --------------------
Steven  Bruce  -  President  and  Director