Form 10QSB
period 2001-06-30
ZEB ORO EXPLORATIONS INC
filed 2001-08-29
CIK 1082678

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          June  30,  2001
                                            ---------------

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

           ------------------------------------------------------------------
          (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding as of June 30, 2001
          ----------                    ------------------------------------
    Common Stock, $0.001 per share                 11,025,000

                                      INDEX





                                                                      Page
                                                                     Number
                                                                     ------
PART 1
         ITEM 1  Financial Statements (unaudited)                         3

                 Balance Sheet as at June 30, 2001 and
                 December 31, 2000                                        4

                 Statement of Operations
                 For the three months ended June 30, 2001, for the
                 three months ended June 30, 2000, and for the six
                 months ended June 30, 2001, for the six months
                 ended June 30, 2000 and for the period from
                 March 4, 1999 (Date of Inception)
                 to June 30, 2001                                         5

                 Statement of Cash Flows
                 For the six months ended June 30, 2001, for the
                 six months ended June 30, 2000 and for
                 the period from March 4, 1999 (Date of
                 Inception) to June 30, 2001                              6

                 Notes to the financial statements                        7

         ITEM 2  Plan of Operations                                      10

PART 11          Signatures                                              11


                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Zeb Oro Explorations Inc. (an exploration stage company) at June 30, 2001 and December 31, 2000 and the statement of operations and the statement of cash flows for the three months ended June 30, 2001 and 2000 and for the period from March 4, 1999 (date of incorporation) to June 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                                 BALANCE  SHEET

                       June 30, 2001 and December 31, 2000

                      (Unaudited - Prepared by Management)





                                                             JUNE 30,
                                                               2001      DECEMBER 31, 2000
                                                            ----------  -------------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $     486   $              664
                                                            ----------  -------------------

                                                            $     486   $              664
                                                            ==========  ===================

LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $   6,016   $            4,207
      Due to director. . . . . . . . . . . . . . . . . . .     18,632               15,815
                                                            ----------  -------------------
                                                               24,648               20,022
                                                            ----------  -------------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,025,000 shares issued and outstanding     11,025               11,025

     Capital in excess of par value. . . . . . . . . . . .     27,675               22,275

     Deficit accumulated during the development stage. . .    (62,862)             (52,658)
                                                            ----------  -------------------

           Total Stockholders' Deficiency. . . . . . . . .    (24,162)             (19,358)
                                                            ----------  -------------------

                                                            $     486   $              664
                                                            ==========  ===================











     The accompanying notes are an integral part of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three months ended June 30, 2001, for the three months ended June 30, 2000, for the six months ended June 30, 2001, for the six months ended June 30, 2000 and for the period from March 4, 1999 (Date of Inception) to June 30, 2001

                     (Unaudited  -  Prepared by Management)





                                             FOR THE         FOR THE        FOR THE         FOR THE
                                                          -------------  -------------
                                              THREE           THREE           SIX             SIX            FROM
                                             MONTHS          MONTHS         MONTHS          MONTHS         INCEPTION
                                              ENDED           ENDED          ENDED           ENDED            TO
                                            JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                              2001            2000           2001            2000            2001
                                                          -------------  -------------  ---------------  -------------
SALES . . . . . . . . . . . . . . . . .  $            -   $          -   $          -   $            -   $          -
                                         ---------------  -------------  -------------  ---------------  -------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . . .             950            950          1,900            2,025         11,950
     Bank charges and interest. . . . .              44             29             72               98            422
     Consulting . . . . . . . . . . . .               -              -              -                -          4,300
     Edgar filing fees. . . . . . . . .             500              -            959              408          5,136
     Geology report . . . . . . . . . .               -              -              -                -          1,775
     Incorporation costs
          written off . . . . . . . . .               -              -              -                -            670
     Legal. . . . . . . . . . . . . . .               -              -              -                -          3,066
     Management fees. . . . . . . . . .           1,500          1,500          3,000            3,000         14,000
     Office expenses. . . . . . . . . .             357            199            364              323          1,909
     Rent . . . . . . . . . . . . . . .             900            900          1,800            1,800          8,400
     Staking fees . . . . . . . . . . .               -              -              -                -          3,172
     Telephone. . . . . . . . . . . . .             300            300            600              600          2,800
     Transfer agent's fees. . . . . . .              56              -          1,509            1,444          5,262
                                         ---------------  -------------  -------------  ---------------  -------------

NET LOSS. . . . . . . . . . . . . . . .  $      ( 4,607)  $    ( 3,878)  $    (10,204)  $       (9,698)  $    (62,862)
                                         ===============  =============  =============  ===============  =============


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $            -   $          -   $          -   $            -
                                         ===============  =============  =============  ===============

AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .      11,025,000     11,025,000     11,025,000       11,025,000
                                         ===============  =============  =============  ===============




     The accompanying notes are an integral part of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  For the six months ended June 30, 2001, for the six months ended June 30, 2000 and for the period from
               March 4, 1999 (Date of Inception) to June 30, 2001

                      (Unaudited - Prepared by Management)





                                                      FOR THE SIX      FOR THE SIX     FROM INCEPTION
                                                                     ---------------  ----------------
                                                     MONTHS ENDED     MONTHS ENDED           TO
                                                     JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001
                                                    ---------------  ---------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $      (10,204)  $       (9,698)  $       (62,862)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable . . . . . .           1,809            1,024             6,016
          Increase in due to a director. . . . . .           2,817            4,000            18,632
          Capital contributions - expenses . . . .           5,400            5,400            25,200
                                                    ---------------  ---------------  ----------------

               Net Cash from Operations. . . . . .            (178)             726           (13,014)
                                                    ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .               -                -            13,500
                                                    ---------------  ---------------  ----------------


     Net Increase (Decrease) in Cash . . . . . . .            (178)             726               486

     Cash at Beginning of Period . . . . . . . . .             664              340                 -
                                                    ---------------  ---------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $          486   $        1,066   $           486
                                                    ===============  ===============  ================


SCHEDULE OF NONCASH OPERATING ACTIVITIES

        Capital contributions - expenses . . . . .  $        5,400   $        5,400   $        25,200
                                                    ===============  ===============  ================






     The accompanying notes are an integral part of these unaudited financial statements.

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  June 30, 2001

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

The Company has completed a Regulation D offering of 11,025,000 shares of its capital stock for $13,500.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

     Income  Taxes
     -------------

     On June 30, 2001 the Company had a net operating loss carry forward of $62,862. The tax benefit of $20,744 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

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

                                  June 30, 2001

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

                            ZEB ORO EXPLORATIONS INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  June 30, 2001
                      (Unaudited - Prepared by Management)


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

                          ITEM 2.   PLAN OF OPERATIONS



Since  December  2000  the  Company  has  undertaken  no exploration work on its mineral claim. This has mainly been due to the winter conditions at the property. Management is considering a program later this summer to follow-up on the work previously done on the mineral claim. Without adequate funding, the Company will be unable to perform any exploration work on the mineral claim.

Management has not considered acquiring other mineral properties at this time and has not investigated any other areas of interest.

The Company does not have any employees other than the work contributed to the Company by its officers and directors.

Currently there are no stock options issued and the directors do not expect to declare stock options until such time as the Company is proceeding in the direction original envisioned by the directors.

The Company submitted to the NASD a Form 211 in order to obtain a quotation on the OTC Bulletin Board. The NASD has closed its file on the Company's application without giving the Company a quotation on the OTC Bulletin Board.

Liquidity  and  Capital  Resources
----------------------------------

The Company has had no revenues from operations since its inception. It is the Company's intention to follow-up the exploration program undertaken by it during December 2000. Unfortunately, at the present time the Company does not have the cash resources to undertaken any exploration program.

As at June 30, 2001, the Company had $486 in the bank and liabilities to third parties of $6,016. One of the directors has advanced funds over the last year and a half in the amount of $18,632. There is no terms of repayment on these advances and no interest applicable thereto. The amounts owed to third party creditors are due to the auditor, accountant, transfer agent and for filing on Edgar.

Unless the directors continue to financially support the Company, there may be the chance that the Company will cease to be a going concern. At the present time, the Company does not have the assets for it to support a loan from a financial institution unless the directors and officers are willing to personally guarantee the loan. The directors have not considered issuing any further shares at this time but might do so, in the future, to raise additional working capital.

Results  of  Operations
-----------------------

To  date  the  Company  has  had  no  operations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ZEB ORO EXPLORATIONS INC.
                                (the  "Company")


August  28,  2001                         /c/  "Michael  Kennaugh"
                                          ------------------------
                                    Michael  J.  Kennaugh  -  Director